Form 10-Q
period 2022-03-31
Arbor Rapha Capital Bioholdings Corp. I
filed 2022-05-13
CIK 1855886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☐
Non-accelerated filer	◻	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

As of May 12, 2022, there were 17,250,000 shares of Class A common stock, par value $0.0001 per share, and 4,312,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding, respectively.

TABLE OF CONTENTS1

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Interim Financial Statements.	1

	Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1

	Statements of Operations for the Three Months Ended March 31, 2022 (Unaudited) and for the Period from March 4, 2021 (Inception) through March 31, 2021 (Unaudited)	2

	Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 (Unaudited) and for the Period from March 4, 2021 (Inception) through March 31, 2021 (Unaudited)	3

	Statements of Cash Flows for the Three Months Ended March 31, 2022 (Unaudited) and for the Period from March 4, 2021 (Inception) through March 31, 2021 (Unaudited)	4

	Notes to the Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19

Item 4.	Controls and Procedures.	19

PART II – OTHER INFORMATION		20

Item 1.	Legal Proceedings.	20

Item 1A.	Risk Factors.	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 3.	Defaults Upon Senior Securities.	22

Item 4.	Mine Safety Disclosures.	22

Item 5.	Other Information.	22

Item 6.	Exhibits.	22

Signatures		23

1NTD: Printer to update

i

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ARBOR RAPHA CAPITAL BIOHOLDINGS CORP. I

BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash	$1,065,474	$1,344,116
Prepaid expenses	398,279	406,500
Total Current Assets	1,463,753	1,750,616
Prepaid expenses	227,973	324,753
Investments held in Trust Account	176,830,305	176,815,422
Total Assets	$178,522,031	$178,890,791
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$374,561	$297,705
Total Current Liabilities	374,561	297,705
Deferred underwriters fee payable	6,037,500	6,037,500
Sponsor Loan payable	4,312,500	4,312,500
Total Liabilities	10,724,561	10,647,705
Commitments and contingencies (Note 6)
Class A common stock subject to possible redemption, 17,250,000 shares at redemption value of $10.25 per share	176,812,500	176,812,500
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Accumulated deficit	(9,015,461)	(8,569,845)
Total Stockholders’ Deficit	(9,015,030)	(8,569,414)
Total Liabilities and Stockholders’ Deficit	$178,522,031	$178,890,791

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARBOR RAPHA CAPITAL BIOHOLDINGS CORP. I

STATEMENTS OF OPERATIONS

(unaudited)

		For the
		Period from
		March 4,
		2021
		(Inception)
	Three Months Ended	Through
	March 31,	March 31,
	2022	2021
General and administrative costs	$460,499	$234
Operating loss	(460,499)	(234)
Other income
Interest income on investments held in Trust Account	14,883	—
Total other income	14,833	—
Net loss	$(445,616)	$(234)
Basic and diluted weighted average shares outstanding, Class A common stock	17,250,000	—
Basic and diluted net loss per common share, Class A common stock	$(0.02)	$(0.00)
Basic and diluted weighted average shares outstanding, Class B common stock(1)	4,312,500	4,312,500
Basic and diluted net loss per common share, Class B common stock	$(0.02)	$(0.00)
(1)	March 31, 2021 - Includes an aggregate of 562,500 shares of Class B common stock of the overallotment option that was exercised in full by the underwriter (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARBOR RAPHA CAPITAL BIOHOLDINGS CORP. I

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND FOR THE PERIOD FROM MARCH 4, 2021
(INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	4,312,500	$431	$—	$(8,569,845)	$(8,569,414)
Net loss	—	—	—	(445,616)	(445,616)
Balance, March 31, 2022	4,312,500	$431	$—	$(9,015,461)	$(9,015,030)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 4, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(234)	(234)
Balance, March 31, 2021	4,312,500	$431	$24,569	$(234)	$(24,766)
(1)	March 31, 2021 - Includes an aggregate of 562,500 shares of Class B common stock of the over-allotment option that was exercised in full by the underwriter (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARBOR RAPHA CAPITAL BIOHOLDINGS CORP. I

STATEMENTS OF CASH FLOWS

(unaudited)

		For the
		Period From
		March 4,
		2021
	Three Months	(Inception)
	Ended	Through
	March 31,	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(445,616)	$(234)
Adjustments to reconcile net loss to net cash used in operating activities
Trust Account interest income	(14,883)	—
Changes in operating assets and liabilities:
Accrued formation costs	—	234
Prepaid expense	105,001	—
Accrued liabilities	76,856	—
Net cash used in operating activities	(278,642)	—
Cash flows from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	—	25,000
Net change in cash	(278,642)	25,000
Cash at beginning of period	1,344,116	—
Cash at end of period	$1,065,474	$25,000
Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$68,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARBOR RAPHA CAPITAL BIOHOLDINGS CORP. I

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN AND MANAGEMENT’S PLAN

Arbor Rapha Capital Bioholdings Corp. I (the “Company”) was incorporated in Delaware on March 4, 2021.  The Company was formed purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 4, 2021 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the IPO identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on October 28, 2021. On November 2, 2021, the Company consummated the IPO of 17,250,000 Units (“Units”)and, with respect to the common stock included in the Units being offered (the “Public Shares”), including 2,250,000 units pursuant to the exercise in full of the underwriter’s overallotment option, generating gross proceeds of $172,500,000, which is described in Note 3.

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

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

Going Concern and Management’s Plan

As of March 31, 2022, we had cash of $1,065,474 and working capital of $1,089,192.

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

In connection with our assessment of going concern considerations in accordance with ASC 205 - 40, Going Concern, management believes that the funds which we have available following the completion of the IPO will enable it to sustain operations.  However, the Company has until February 2, 2023, to complete a Business Combination.  It is uncertain that the Company will be able to consummate an initial Business Combination by this time.  If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result, various nations, including the United States, have imposed economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and the related sanctions on the world economy, and the specific impacts on the Company’s financial position, results of operations and its ability to identify and complete an initial business combination are not determinable as of the date of these condensed financial statements.

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC.  Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of the Company’s management, the unaudited financial statements as of March 31, 2022, include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2022, and its results of operations and cash flows for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-

Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,065,474 and $1,344,116 in cash at March 31, 2022, and December 31, 2021, respectively, and no cash equivalents at March 31, 2022, and December 31, 2021.

Investments held in Trust Account

The Company’s Investments held in Trust Account was $176,830,305 and $176,815,422 at March 31, 2022, and December 31, 2021, respectively. The Company’s portfolio of investments is comprised of investments in money market funds and mutual funds that invest in U.S. government securities and generally have a readily determinable fair value and are recognized at fair value.  Investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period.

Offering Costs associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering.”  Offering costs totaling $9,985,222 (consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees payable, and $497,722 of other offering costs) were charged on the date of the IPO to stockholders’ deficit.  Other offering costs of $497,722 consist of professional and other costs incurred in connection with the IPO.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and are measured at fair value.  Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity.  The

Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022, and December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $176,812,500 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

As of March 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022, and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2022 and for the period from March 4, 2021 (inception) through March 31, 2021.

Net Loss per Common Share

The Company has two classes of common stock, Class A common stock and Class B common stock.  Income and losses are shared pro rata between the two classes of shares.  Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase the Company’s Class A common stock in the calculation of diluted net loss per share, since their inclusion would be anti-dilutive under the treasury stock method.  As a result, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2022 and for the period from March 4, 2021 (inception) through March 31, 2021.  Re-measurement associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

			For the Period From
	Three Months Ended		March 4, 2021 (Inception)
	March 31, 2022		Through March 31,2021
	Class A	Class B	Class A	Class B
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(356,493)	$(89,123)	$—	$(234)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,312,500	—	4,312,500
Basic and diluted net loss per common share concentration of credit risk	$(0.02)	$(0.02)	$(0.00)	$(0.00)

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing what impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Promissory Note — Related Party

On March 10, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and matured on December 31, 2021. No amounts were borrowed on this Promissory Note, and therefore there was no balance outstanding at December 31, 2021.

General and Administrative Services

Commencing on the date the Units are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, support and administrative services for up to 15 months. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022, $30,000 was recorded as an expense and is included in accrued liabilities. During the period from March 4, 2021 (Inception) through March 31, 2021, no such expenses were incurred.

Convertible Sponsor Loan

The Sponsor lent the Company $4,312,500 as of the closing date of the IPO. The Sponsor Loan will bear no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account and will be used to fund the redemption of the Company’s public shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or converted into Sponsor Loan Warrants at a conversion price of $1.50 per warrant, at the Sponsor’s discretion. The Sponsor Loan Warrants would be identical to the Private Placement Warrants sold. The Sponsor Loan is being extended in order to ensure that the amount in the Trust Account is $10.25 per Public Share. If the Company does not complete a Business Combination, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the Company’s public stockholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. As of March 31, 2022, and December 31, 2021, there was $4,312,500 outstanding under the Sponsor Loan.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022, and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of IPO to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.  The underwriter fully exercised the overallotment option on November 2, 2021, in connection with the IPO.

The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $3,450,000 in the aggregate, payable upon the closing of the IPO. In addition, the underwriter will be entitled to a deferred fee of $0.35 per Unit, or $6,037,500 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022, and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022, and December 31, 2021, there were no shares of Class A common stock issued or outstanding (excluding 17,250,000 subject to possible redemption).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022, and December 31, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

Warrants — The Company has 5,750,000 Public Warrants and 4,133,333 Private Placement Warrants outstanding as of March 31, 2022, and December 31, 2021. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●in whole and not in part;
●at a price of $0.01 per Public Warrant;
●upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and
●if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

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

NOTE 8— FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022, and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level	March 31, 2022	December 31, 2021
Assets:
Mutual funds and money market fund held in the Trust Account	1	$176,830,305	$176,815,422

Level 1 assets include investments in mutual funds and money market funds that invest in U.S. Treasury securities.  The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

NOTE 9— SUBSEQUENT EVENTS

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We were formed on March 4, 2021, for the purpose of entering into a Business Combination.  Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region.  We intend to utilize cash derived from the proceeds of our IPO in effecting our initial Business Combination.

We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

We presently have no revenue.  All activities for the period from March 4, 2021 (inception) through March 31, 2022, relate to the formation and the IPO, and subsequent to the IPO, identifying a target company for a Business Combination.  We will have no operations other than the active solicitation of a target business with which to complete a Business Combination, and we will not generate any operating revenue until after our initial Business Combination, at the earliest.  We will have non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date.  Our only activities through March 31, 2022, were organizational activities, those necessary to prepare for the IPO, described below, and, after our IPO, day-to-day operations and identifying a target company for an initial Business Combination.  We do not expect to generate any operating revenues until after the completion of our initial Business Combination.  We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 4, 2021 (inception) through March 31, 2022, we had a net loss of $234, consisting primarily of general and administrative expense.

For the three months ended March 31, 2022, we had a net loss of $445,616 consisting primarily of professional fees.

Going Concern and Capital Resources

As of March 31, 2022, we had cash of $1,065,474 and working capital of $1,089,192.

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

In connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which we have available following the completion of the IPO will enable us to sustain operations.  However, the Company has until February 2, 2023, to consummate a Business Combination.  It is uncertain that the Company will be able to consummate an initial Business Combination by this time.  If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended March 31, 2022, the net decrease in cash was $278,642.

Commitments and Contingencies

Our Sponsor lent us $4,312,500 as of the closing date of the IPO.  The Sponsor Loan will bear no interest.  The proceeds of the Sponsor Loan were deposited into the Trust Account and will be used to fund the redemption of our public shares (subject to the requirements of applicable law).  The Sponsor Loan shall be repaid or converted into Sponsor Loan Warrants at a conversion price of $1.50 per warrant, at our Sponsor’s discretion.  The Sponsor Loan Warrants would be identical to the Private Placement Warrants sold.  The Sponsor Loan is being extended in order to ensure that the amount in the Trust Account is $10.25 per Public Share.  If we do not complete a Business Combination, we will not repay the Sponsor Loan and its proceeds will be distributed to our public stockholders.  Our Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan.  As of March 31, 2022, there was $4,312,500 outstanding under the Sponsor Loan.

As of March 31, 2022, except for the Sponsor Loan, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our unaudited condensed financial statements.  Actual results could differ from these estimates.

A summary of our significant accounting policies is presented in Note 2.  Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our financial statements.  Each quarter, we assess these estimates and assumptions based on several factors, including historical experience, which we believe to be reasonable under the circumstances.  These estimates are subject to change in the future if any of the underlying assumptions or factors change.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022.  Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2022.  Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition.  Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.  As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2022, except as disclosed below.  We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 29, 2022. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments.  In particular, we are required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations.  Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.  A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.  In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940.  These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 2, 2021, we consummated the IPO of 17,250,000 Units.  The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $172,500,000.  The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-259516).  The Securities and Exchange Commission declared the registration statements effective on October 28, 2021.

Simultaneous with the consummation of the IPO, the Company consummated the private placement of an aggregate of 4,133,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating total proceeds of $6,200,000.  Each whole Private Placement Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share.  The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the IPO, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the IPO, the exercise of the over-allotment option and a portion of the Private Placement Warrant, an aggregate of $ $176,812,500 was placed in the Trust Account.

As of November 2, 2021, transaction costs amounted to $9,985,222 consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer and Trust Company acting as trustee), and $497,722 of IPO costs.

There has been no material change in the planned use of the proceeds from the IPO and Private Placement as is described in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2022.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14 (a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBOR RAPHA CAPITAL BIOHOLDINGS CORP. I

Date: May 12, 2022	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer
(Principal Financial and Accounting Officer)