Form 10-Q
period 2022-06-30
Arbor Rapha Capital Bioholdings Corp. I
filed 2022-08-11
CIK 1855886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

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

As of August 8, 2022, there were 17,250,000 shares of Class A common stock, par value $0.0001 per share, and 4,312,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding, respectively.

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Interim Financial Statements.	1

	Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Statements of Operations for the Three and Six Months Ended June 30, 2022 (Unaudited) and for the Three Months Ended June 30, 2021 and the Period from March 4, 2021 (Inception) Through June 30, 2021 (Unaudited)	2

	Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2022 (Unaudited) and for the Three Months Ended June 30, 2021 and for the Period from March 4, 2021 (Inception) Through June 30, 2021 (Unaudited)	3

	Statements of Cash Flows for the Six Months Ended June 30, 2022 (Unaudited) and for the Period from March 4, 2021 (Inception) through June 30, 2021 (Unaudited)	4

	Notes to the Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19

Item 4.	Controls and Procedures.	19

PART II – OTHER INFORMATION		20

Item 1.	Legal Proceedings.	20

Item 1A.	Risk Factors.	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20

Item 3.	Defaults Upon Senior Securities.	20

Item 4.	Mine Safety Disclosures.	20

Item 5.	Other Information.	21

Item 6.	Exhibits.	21

Signatures		22

i

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ARBOR RAPHA CAPITAL BIOHOLDINGS CORP. I

BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash	$952,439	$1,344,116
Prepaid expenses	392,905	406,500
Total Current Assets	1,345,344	1,750,616
Prepaid expenses	131,189	324,753
Investments held in Trust Account	177,071,988	176,815,422
Total Assets	$178,548,521	$178,890,791
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$490,136	$297,705
Total Current Liabilities	490,136	297,705
Deferred underwriters fee payable	6,037,500	6,037,500
Sponsor Loan payable	4,312,500	4,312,500
Total Liabilities	10,840,136	10,647,705
Commitments and contingencies (Note 6)
Class A common stock subject to possible redemption, 17,250,000 shares at redemption value of $10.25 per share	176,812,500	176,812,500
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Accumulated deficit	(9,104,546)	(8,569,845)
Total Stockholders’ Deficit	(9,104,115)	(8,569,414)
Total Liabilities and Stockholders’ Deficit	$178,548,521	$178,890,791

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARBOR RAPHA CAPITAL BIOHOLDINGS CORP. I

STATEMENTS OF OPERATIONS (UNAUDITED)

				Period from
				March 4, 2021
	Three Months	Three Months	Six Months	(inception)
	Ended	Ended	Ended	through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
General and administrative costs	$330,768	$—	$791,267	$234
Operating loss	(330,768)	—	(791,267)	(234)
Other income
Interest income on investments held in Trust Account	241,683	—	256,566	—
Total other income	241,683	—	256,566	—
Net loss	$(89,085)	$—	$(534,701)	$(234)
Basic and diluted weighted average shares outstanding, Class A common stock	17,250,000	—	17,250,000	—
Basic and diluted net loss per share, Class A common stock	$(0.00)	$—	$(0.02)	$—
Basic and diluted weighted average shares outstanding, Class B common stock(1)	4,312,500	4,312,500	4,312,500	4,312,500
Basic and diluted net loss per share, Class B common stock	$(0.00)	$(0.00)	$(0.02)	$(0.00)
(1)	March 31, 2021 - Includes an aggregate of 562,500 shares of Class B common stock of the overallotment option that was exercised in full by the underwriter (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARBOR RAPHA CAPITAL BIOHOLDINGS CORP. I

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED) AND FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM MARCH 4, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	4,312,500	$431	$—	$(8,569,845)	$(8,569,414)
Net loss	—	—	—	(445,616)	(445,616)
Balance, March 31, 2022	4,312,500	431	—	(9,015,461)	(9,015,030)
Net loss	—	—	—	(89,085)	(89,085)
Balance, June 30, 2022	4,312,500	$431	$—	$(9,104,546)	$(9,104,115)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 4, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(234)	(234)
Balance, March 31, 2021 and June 30, 2021	4,312,500	$431	$24,569	$(234)	$(24,766)
(1)	March 31, 2021 - Includes an aggregate of 562,500 shares of Class B common stock of the over-allotment option that was exercised in full by the underwriter (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARBOR RAPHA CAPITAL BIOHOLDINGS CORP. I

STATEMENTS OF CASH FLOWS (UNAUDITED)

		Period From March
		4, 2021 (Inception)
	Six Months Ended	Through
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss	$(534,701)	$(234)
Adjustments to reconcile net loss to net cash used in operating activities
Trust Account interest income	(256,566)	—
Changes in operating assets and liabilities:
Accrued formation costs	—	234
Prepaid expense	207,159	—
Accrued liabilities	192,431	—
Net cash used in operating activities	(391,677)	—
Cash flows from financing activities:
Advance from Sponsor	—	1,000
Deferred offering costs paid	—	(25,750)
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	—	250
Net change in cash	(391,677)	250
Cash at beginning of period	1,344,116	—
Cash at end of period	$952,439	$250
Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$310,000
Deferred offering costs included in due to Sponsor	$—	$5,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 4, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the IPO identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on October 28, 2021. On November 2, 2021, the Company consummated the IPO of 17,250,000 units (“Units”) and, with respect to the common stock included in the Units being offered (the “Public Shares”), including 2,250,000 Units pursuant to the exercise in full of the underwriter’s overallotment option, generating gross proceeds of $172,500,000, which is described in Note 3.

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

Following the closing of the IPO on November 2, 2021, an amount of $176,812,500 ($10.25 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement (as defined in Note 4) was placed in the Trust Account. The funds held in the Trust Account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post- transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Upon the closing of the IPO, management agreed that an amount equal to at least $10.25 per Unit sold in the IPO, including proceeds of the Private Placement Warrants and Sponsor Loan (see Note 5), were to be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account.

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

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

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

Going Concern and Management’s Plan

As of June 30, 2022, we had cash of $952,439 and working capital of $855,208.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40, Going Concern, management believes that the funds which we have available following the completion of the IPO will enable it to sustain operations. However, the Company has until February 2, 2023, to complete a Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of the Company’s management, the unaudited financial statements as of June 30, 2022, include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2022, and its results of operations and cash flows for the three and six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $952,439 and $1,344,116 in cash at June 30, 2022 and December 31, 2021, respectively, and no cash equivalents at June 30, 2022 and December 31, 2021.

Investments held in Trust Account

The Company’s Investments held in Trust Account was $177,071,988 and $176,815,422 at June 30, 2022 and December 31, 2021, respectively. The Company’s portfolio of investments is comprised of investments in money market funds and mutual funds that invest in U.S. government securities and generally have a readily determinable fair value and are recognized at fair value. Investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period.

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $176,812,500 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

As of June 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial for the three and six months ended June 30, 2022 and for the period from March 4, 2021 (inception) through June 30, 2021 and for the three months ended June 30, 2021.

Net Loss per Common Share

The Company has two classes of common stock, Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase the Company’s Class A common stock in the calculation of diluted net loss per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2022 and the three months ended June 30, 2021 and for the period from March 4, 2021 (inception) through June 30, 2021. Re-measurement associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

							For the Period From
							March 4, 2021
	Three Months Ended		Six Months Ended		Three Months Ended		(Inception) through
	June 30, 2022		June 30, 2022		June 30, 2021		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(71,268)	$(17,817)	$(427,761)	$(106,940)	$—	$—	$—	$(234)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,312,500	17,250,000	4,312,500	—	4,312,500	—	4,312,500
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.02)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

General and Administrative Services

Commencing on the date the Units are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, support and administrative services for up to 15 months. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, $30,000 and $60,000 was recorded as an expense and is included in accrued liabilities, respectively. During the three months ended June 30, 2021 and the period from March 4, 2021 (Inception) through June 30, 2021, no such expenses were incurred.

Convertible Sponsor Loan

The Sponsor lent the Company $4,312,500 as of the closing date of the IPO. The Sponsor Loan will bear no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account and will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or converted into Sponsor Loan Warrants at a conversion price of $1.50 per warrant, at the Sponsor’s discretion. The Sponsor Loan Warrants would be identical to the Private Placement Warrants sold. The Sponsor Loan was extended in order to ensure that the amount in the Trust Account is $10.25 per Public Share. If the Company does not complete a Business Combination, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the Company’s public stockholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. As of June 30, 2022 and December 31, 2021, there was $4,312,500 outstanding under the Sponsor Loan.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed prior to the effective date of the IPO, which requires the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding (excluding 17,250,000 subject to possible redemption).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

Warrants — The Company has 5,750,000 Public Warrants and 4,133,333 Private Placement Warrants outstanding as of June 30, 2022 and December 31, 2021. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 8— FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in the Trust Account	1	$177,071,988	$176,815,422

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

We presently have no revenue. All activities for the period from March 4, 2021 (inception) through June 30, 2022, relate to the formation and the IPO, and subsequent to the IPO, identifying a target company for a Business Combination. We will have no operations other than the active solicitation of a target business with which to complete a Business Combination, and we will not generate any operating revenue until after our initial Business Combination, at the earliest. We will have non-operating income in the form of interest income from the proceeds derived from the IPO.

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

We cannot assure you that our plans to complete our initial Business Combination will be successful. If we are unable to complete our initial Business Combination within 15 months from the date of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding Public Shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and our board of directors, liquidate and dissolve. In the event of liquidation, the holders of the Founder Shares and Private Placement Warrants will not participate in any redemption distribution with respect to their Founder Shares or Private Placement Warrants, until all of the claims of any redeeming stockholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022, were organizational activities, those necessary to prepare for the IPO, described below, and, after our IPO, day-to-day operations and identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $89,085, consisting primarily of general and administrative expense of $330,768, net of interest income on investments held in the Trust Account of $241,683.

There was no activity for the three months ended June 30, 2021.

For the six months ended June 30, 2022, we had a net loss of $534,701 consisting primarily of general and administrative expense of $791,267, net of interest income on investments held in the Trust Account of $256,566.

For the period from March 4, 2021 (inception) through June 30, 2021, we had a net loss of $234, consisting of general and administrative expense.

Going Concern and Capital Resources

As of June 30, 2022, we had cash of $952,439 and working capital of $855,208.

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

For the six months ended June 30, 2022, cash used in operating activities was $391,677.

For the period from March 4, 2021 (inception) through June 30, 2021, no cash was used in operating activities.

Commitments and Contingencies

Our Sponsor lent us $4,312,500 as of the closing date of the IPO. The Sponsor Loan will bear no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account and will be used to fund the redemption of our Public Shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or converted into Sponsor Loan Warrants at a conversion price of $1.50 per warrant, at our Sponsor’s discretion. The Sponsor Loan Warrants would be identical to the Private Placement Warrants sold. The Sponsor Loan was extended in order to ensure that the amount in the Trust Account is $10.25 per Public Share. If we do not complete a Business Combination, we will not repay the Sponsor Loan and its proceeds will be distributed to our public stockholders. Our Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. As of June 30, 2022, there was $4,312,500 outstanding under the Sponsor Loan.

As of June 30, 2022, except for the Sponsor Loan, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2022 and Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2022 and Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

As of November 2, 2021, transaction costs amounted to $9,985,222 consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee), and $497,722 of IPO costs.

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

Item 6. Exhibits

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

ARBOR RAPHA CAPITAL BIOHOLDINGS CORP. I

Date: August 11, 2022	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer
(Principal Financial and Accounting Officer)