Form 10-Q
period 2022-09-30
Arbor Rapha Capital Bioholdings Corp. I
filed 2022-11-10
CIK 1855886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 10, 2022, there were 17,250,000 shares of Class A common stock, par value $0.0001 per share, and 4,312,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding, respectively.

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Interim Financial Statements.	1

	Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Statements of Operations for the Three and Nine Months Ended September 30, 2022 (Unaudited) and for the Three Months Ended September 30, 2021 and the Period from March 4, 2021 (Inception) Through September 30, 2021 (Unaudited)	2

	Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 (Unaudited) and for the Three Months Ended September 30, 2021 and for the Period from March 4, 2021 (Inception) Through September 30, 2021 (Unaudited)	3

	Statements of Cash Flows for the Nine Months Ended September 30, 2022 (Unaudited) and for the Period from March 4, 2021 (Inception) through September 30, 2021 (Unaudited)	4

	Notes to the Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19

Item 4.	Controls and Procedures.	20

PART II – OTHER INFORMATION		21

Item 1.	Legal Proceedings.	21

Item 1A.	Risk Factors.	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3.	Defaults Upon Senior Securities.	22

Item 4.	Mine Safety Disclosures.	22

Item 5.	Other Information.	22

Item 6.	Exhibits.	23

Signatures		24

i

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ARBOR RAPHA CAPITAL BIOHOLDINGS CORP. I

BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash	$883,612	$1,344,116
Prepaid expenses	392,500	406,500
Total Current Assets	1,276,112	1,750,616
Prepaid expenses	34,411	324,753
Investments held in Trust Account	177,870,060	176,815,422
Total Assets	$179,180,583	$178,890,791
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$772,074	$297,705
Total Current Liabilities	772,074	297,705
Deferred underwriters fee payable	6,037,500	6,037,500
Sponsor loan payable	4,312,500	4,312,500
Total Liabilities	11,122,074	10,647,705
Commitments and contingencies (Note 6)
Class A common stock subject to possible redemption, 17,250,000 shares at redemption value of $10.28 and $10.25 per share	177,398,272	176,812,500
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Accumulated deficit	(9,340,194)	(8,569,845)
Total Stockholders’ Deficit	(9,339,763)	(8,569,414)
Total Liabilities and Stockholders’ Deficit	$179,180,583	$178,890,791

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARBOR RAPHA CAPITAL BIOHOLDINGS CORP. I

STATEMENTS OF OPERATIONS (UNAUDITED)

				Period from
				March 4, 2021
	Three Months	Three Months	Nine Months	(inception)
	Ended	Ended	Ended	through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
General and administrative costs	$292,237	$—	$1,083,504	$234
Operating loss	(292,237)	—	(1,083,504)	(234)
Other income
Interest income on investments held in Trust Account	798,072	—	1,054,638	—
Total other income	798,072	—	1,054,638	—
Income (loss) before income taxes	505,835	—	(28,866)	—
Income taxes	(155,711)		(155,711)
Net income (loss)	$350,124	$—	$(184,577)	$(234)
Basic and diluted weighted average shares outstanding, Class A common stock	17,250,000	—	17,250,000	—
Basic and diluted net income (loss) per share, Class A common stock	$0.02	$—	$(0.01)	$—
Basic and diluted weighted average shares outstanding, Class B common stock(1)	4,312,500	4,312,500	4,312,500	4,312,500
Basic and diluted net income (loss) per share, Class B common stock	$0.02	$0.00	$(0.01)	$(0.00)
(1)	September 30, 2021 - Includes an aggregate of 562,500 shares of Class B common stock of the overallotment option that was exercised in full by the underwriter (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARBOR RAPHA CAPITAL BIOHOLDINGS CORP. I

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED) AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM MARCH 4, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	4,312,500	$431	$—	$(8,569,845)	$(8,569,414)
Net loss	—	—	—	(445,616)	(445,616)
Balance, March 31, 2022	4,312,500	431	—	(9,015,461)	(9,015,030)
Net loss	—	—	—	(89,085)	(89,085)
Balance, June 30, 2022	4,312,500	431	—	(9,104,546)	(9,104,115)
Net income	—	—	—	350,124	350,124
Remeasurement of Class A common stock subject to possible redemption to redemption value	—	—	—	(585,772)	(585,772)
Balance, September 30, 2022	4,312,500	$431	$—	$(9,340,194)	$(9,339,763)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 4, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(234)	(234)
Balance, March 31, 2021, June 30, 2021 and September 30, 2021	4,312,500	$431	$24,569	$(234)	$24,766
(1)	September 30, 2021 - Includes an aggregate of 562,500 shares of Class B common stock of the over-allotment option that was exercised in full by the underwriter (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARBOR RAPHA CAPITAL BIOHOLDINGS CORP. I

STATEMENTS OF CASH FLOWS (UNAUDITED)

		Period From March
		4, 2021 (Inception)
	Nine Months Ended	Through
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net loss	$(184,577)	$(234)
Adjustments to reconcile net loss to net cash used in operating activities
Trust Account interest income	(1,054,638)	—
Changes in operating assets and liabilities:
Prepaid expense	304,342	—
Accrued expenses	474,369	234
Net cash used in operating activities	(460,504)	—
Cash flows from financing activities:
Advance from Sponsor	—	1,000
Deferred offering costs paid	—	(25,750)
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	—	250
Net change in cash	(460,504)	250
Cash at beginning of period	1,344,116	—
Cash at end of period	$883,612	$250
Supplemental disclosures of cash payments
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A common stock subject to possible redemption	$585,772	$—
Deferred offering costs included in accrued offering costs	$—	$310,000
Deferred offering costs included in due to Sponsor	$—	$66,340

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 4, 2021 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the IPO identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Going Concern and Management’s Plan

As of September 30, 2022, we had cash of $883,612 and working capital of $504,038.

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

In the opinion of the Company’s management, the unaudited financial statements as of September 30, 2022, include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September  30, 2022, and its results of operations and cash flows for the three and nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $883,612 and $1,344,116 in cash at September 30, 2022 and December 31, 2021, respectively, and no cash equivalents at September 30, 2022 and December 31, 2021.

Investments held in Trust Account

The Company’s Investments held in Trust Account was $177,870,060 and $176,815,422 at September 30, 2022 and December 31, 2021, respectively. The Company’s portfolio of investments is comprised of investments in money market funds and mutual funds that invest in U.S. government securities and generally have a readily determinable fair value and are recognized at fair value. Investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period.

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $177,398,272 and $176,812,500 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

As of September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to public warrants	(4,230,210)
Offering costs related to Class A common stock subject to possible redemption	(9,732,305)
Plus:
Re-Measurement of Class A common stock to redemption amount	12,075,080
Class A common stock subject to possible redemption at December 31, 2021	176,812,500
Re-Measurement of Class A common stock to redemption amount	585,772
Class A common stock subject to possible redemption at September 30, 2022	$177,398,272

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other measures, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from whom the shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased. For purposes of calculating the excise tax, however, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase effected by us that occurs after December 31, 2022, in connection with a Business Combination or otherwise, may be subject to this excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of any PIPE financing or other equity issuances in connection with the Business Combination (or any other equity issuances within the same taxable year of the Business Combination) and (iii) the content of any regulations and other guidance issued by the Treasury Department and/or the Internal Revenue Service. In addition, because the excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our stock. The foregoing could cause a reduction in the cash available on hand to complete a business Combination in the required time and redeem 100% of our public shares in accordance with our amended and restated certificate of incorporation) could be subject to the excise tax, in which case the amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s effective tax rate was approximately 31% and 0% for the three months ended September 30, 2022 and 2021, respectively, and approximately (539)% and 0% for the nine months ended September 30, 2022 and the period from March 4, 2021 (Inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 0% for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021 and the period from March 4, 2021 (Inception) through September 30, 2021, due to changes in the valuation allowance on the deferred tax assets.

Net Income (Loss) per Common Share

The Company has two classes of common stock, Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021 and for the period from March 4, 2021 (inception) through September 30, 2021. Re-measurement associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

							Period From
							March 4, 2021
	Three Months Ended		Nine Months Ended		Three Months Ended		(Inception) through
	September 30, 2022		September 30, 2022		September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$280,099	$70,025	$(147,662)	$(36,915)	$—	$—	$—	$(234)
Denominator:
Basic and diluted weighted average shares outstanding(1)	17,250,000	4,312,500	17,250,000	4,312,500	—	4,312,500	—	4,312,500
Basic and diluted net income (loss) per share	$0.02	$0.02	$(0.01)	$(0.01)	$0.00	$0.00	$0.00	$(0.00)
(1)	September 30, 2021 - Includes an aggregate of 562,500 shares of Class B common stock of the over-allotment option that was exercised in full by the underwriter (see Note 6).

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

General and Administrative Services

Commencing on the date the Units are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, support and administrative services for up to 15 months. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, $30,000 and $90,000 was recorded as an expense and is included in accrued expenses, respectively. During the three months ended September 30, 2021 and the period from March 4, 2021 (Inception) through September 30, 2021, no such expenses were incurred.

Convertible Sponsor Loan

The Sponsor lent the Company $4,312,500 as of the closing date of the IPO. The Sponsor Loan will bear no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account and will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or converted into Sponsor Loan Warrants at a conversion price of $1.50 per warrant, at the Sponsor’s discretion. The Sponsor Loan Warrants would be identical to the Private Placement Warrants sold. The Sponsor Loan was extended in order to ensure that the amount in the Trust Account is $10.25 per Public Share. If the Company does not complete a Business Combination, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the Company’s public stockholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. As of September 30, 2022 and December 31, 2021, there was $4,312,500 outstanding under the Sponsor Loan.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding (excluding 17,250,000 subject to possible redemption).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

Warrants — The Company has 5,750,000 Public Warrants and 4,133,333 Private Placement Warrants outstanding as of September 30, 2022 and December 31, 2021. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 8— FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments held in the Trust Account	1	$177,870,060	$176,815,422

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

We presently have no revenue. All activities for the period from March 4, 2021 (inception) through September 30, 2022, relate to the formation and the IPO, and subsequent to the IPO, identifying a target company for a Business Combination. We will have no operations other than the active solicitation of a target business with which to complete a Business Combination, and we will not generate any operating revenue until after our initial Business Combination, at the earliest. We will have non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Extension Meeting

We intend to mail to our stockholders of record as of October 28, 2022, a definitive proxy statement for a special meeting of stockholders (“Extension Meeting”) to approve an extension of time for us to complete an initial Business Combination  (the “Extension Proposal”) from February 2, 2023 which is 15 months from the date of the IPO, to August 2, 2023 (the “Extension Date”). The Company’s public stockholders will be able to elect to redeem their shares in connection with the Extension Meeting for a pro rata portion of the amount then on deposit in the Trust Account (approximately $10.25 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company (net of taxes payable)), which could result in a smaller number of Public Shares. There is no assurance that the Company’s stockholders will vote to approve the Extension Proposal. If the Company does not obtain stockholder approval, the Company would wind up its affairs and liquidate.

If we are unable to complete our initial Business Combination (i) within 15 months from the date of the IPO or (ii) by the Extension Date (if the if the Extension Proposal is approved and implemented), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem our Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest will be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under the Delaware General Corporation Law (the “DGCL”) to provide for claims of creditors and the requirements of other applicable law. In the event of liquidation, the holders of the Founder Shares and Private Placement Warrants will not participate in any redemption distribution with respect to their Founder Shares or Private Placement Warrants, until all of the claims of any redeeming stockholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022, were organizational activities, those necessary to prepare for the IPO, described below, and, after our IPO, day-to-day operations and identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $350,124, consisting primarily of interest income on investments held in the Trust Account of $798,072, net of general and administrative expense of $292,237 and incomes taxes of $155,711.

There was no activity for the three months ended September 30, 2021.

For the nine months ended September 30, 2022, we had a net loss of $184,577, consisting primarily of interest income on investments held in the Trust Account of $1,054,638, net of general and administrative expense of $1,083,504 and incomes taxes of $155,711.

For the period from March 4, 2021 (inception) through September 30, 2021, we had a net loss of $234, consisting of general and administrative expense.

Going Concern and Capital Resources

As of September 30, 2022, we had cash of $883,612 and working capital of $504,048.

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

For the nine months ended September 30, 2022, cash used in operating activities was $460,504.

For the period from March 4, 2021 (inception) through September 30, 2021, no cash was used in operating activities.

Commitments and Contingencies

Our Sponsor lent us $4,312,500 as of the closing date of the IPO. The Sponsor Loan will bear no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account and will be used to fund the redemption of our Public Shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or converted into Sponsor Loan Warrants at a conversion price of $1.50 per warrant, at our Sponsor’s discretion. The Sponsor Loan Warrants would be identical to the Private Placement Warrants sold. The Sponsor Loan was extended in order to ensure that the amount in the Trust Account is $10.25 per Public Share. If we do not complete a Business Combination, we will not repay the Sponsor Loan and its proceeds will be distributed to our public stockholders. Our Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. As of September 30, 2022, there was $4,312,500 outstanding under the Sponsor Loan.

As of September 30, 2022, except for the Sponsor Loan, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2022, Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022 and Quarterly Report on Form 10-Q filed with the SEC on August 11, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2022, Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022 and Quarterly Report on Form 10-Q filed with the SEC on August 11, 2022, except as disclosed below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

If we are unable to complete our initial Business Combination (i) within 15 months from the date of the IPO or (ii) by the Extension Date (if the if the Extension Proposal is approved and implemented), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem our Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest will be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under the Delaware General Corporation Law (the “DGCL”) to provide for claims of creditors and the requirements of other applicable law. In the event of liquidation, the holders of the Founder Shares and Private Placement Warrants will not participate in any redemption distribution with respect to their Founder Shares or Private Placement Warrants, until all of the claims of any redeeming stockholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial business combination, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on Nasdaq, we are a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our Class A common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to our Certificate of Incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial Business Combination. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 2, 2021, we consummated the IPO of 17,250,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $172,500,000. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-259516). The SEC declared the registration statements effective on October 28, 2021.

Simultaneous with the consummation of the IPO, the Company consummated the private placement of an aggregate of 4,133,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating total proceeds of $6,200,000. Each whole Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

ARBOR RAPHA CAPITAL BIOHOLDINGS CORP. I

Date: November 10, 2022	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer
(Principal Financial and Accounting Officer)